Form 10-K
period 2016-12-31
Volkswagen Auto Loan Enhanced Trust 2014-2; VOLKSWAGEN AUTO LEASE/LOAN UNDERWRITTEN FUNDING, LLC
filed 2017-03-30
CIK 1620346, 1182534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

VW Credit, Inc.

(Exact name of Sponsor as specified in its charter)

Central Index Key Number of Securitizer: 0000833733

State of Delaware	83-0349353
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization of Registrant)	Identification No. of Registrant)

2200 Ferdinand Porsche Drive Herndon, Virginia	20171
(Address of principal executive offices of Registrant)	(Zip Code of Registrant)

(703) 364-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

FORM 10-K

PART 1

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A) Item 1	Business.
(B) Item 1A	Risk Factors.
(C) Item 2	Properties.
(D) Item 3	Legal Proceedings.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A) Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(B) Item 6	Selected Financial Data.
(C) Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(D) Item 7A	Quantitative and Qualitative Disclosures About Market Risk.
(E) Item 8	Financial Statements and Supplementary Data.
(F) Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
(G) Item 9A	Controls and Procedures.

Item 9B.	Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A) Item 10	Directors, Executive Officers and Corporate Governance.
(B) Item 11	Executive Compensation.
(C) Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(D) Item 13	Certain Relationships and Related Transactions, and Director Independence.
(E) Item 14	Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1) Not applicable.

(2) Not applicable.

(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	None.

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

Not Applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.

VW Credit, Inc. is currently a party to multiple lawsuits by obligors seeking to rescind retail installment sale and lease contracts with VW Credit, Inc. for the purchase or lease of vehicles equipped with TDI diesel engines, to enjoin VW Credit, Inc. from collecting payments on sale or lease contracts with respect to such vehicles and to enjoin VW Credit, Inc. from reporting derogatory information to consumer credit reporting agencies with respect to any missed payments under such contracts. Moreover, VW Credit, Inc. has been sued in various lawsuits, along with Volkswagen Group of America, Inc., arising from the industry-wide recall in the United States of certain Takata airbags installed in certain Volkswagen brand vehicles. VW Credit, Inc. anticipates that all of these lawsuits will be resolved through recourse and/or settlement against the vehicle manufacturer, rather than VW Credit, Inc. With respect to lawsuits relating to TDI engines, VW Credit, Inc. has also received assurances from the affected vehicle manufacturers that VW Credit, Inc. will be fully indemnified for any claims successfully asserted against VW Credit, Inc. for these matters. Accordingly, VW Credit, Inc. does not believe that noteholders will be adversely affected by these lawsuits.

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

March 28, 2017

VOLKSWAGEN AUTO LOAN ENHANCED TRUST 2014-2

By:	VW Credit, Inc., as Servicer

By:	/s/ David Rands
David Rands
Executive Vice President & CFO
(senior officer in charge of the servicing function)

EXHIBIT INDEX

Exhibit 31	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of VW Credit, Inc.

Exhibit 33.2	Report on Assessment of Compliance with the Servicing Criteria of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria of Baker Tilly Virchow Krause, LLP, on behalf of VW Credit, Inc.

Exhibit 34.2	Attestation Report on Assessment of Compliance with the Servicing Criteria of KPMG, on behalf of Deutsche Bank Trust Company Americas.

Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the year ended December 31, 2016.